Form 10-K
HOUSEHOLD AUTOMOTIVE TRUST 2001-1
filed 2002-03-29
CIK 1135511

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Nos. 333-84129

HOUSEHOLD AUTOMOTIVE TRUST 2001-1
(Exact name of Registrant as specified in Department
Of the Treasury, Internal Revenue Service Form SS-4)

HOUSEHOLD FINANCE CORPORATION
(Servicer of the Trust)
(Exact name as specified in Servicer's charter)
DELAWARE (State or other jurisdiction of incorporation of Servicer)	Not Applicable (I.R.S. Employer Identification Number of Registrant)

2700 SANDERS ROAD, PROSPECT HEIGHTS, ILLINOIS 60070
(Address of principal executive offices of Servicer) (Zip Code)

Servicer's telephone number, including area code (847) 564-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____
The aggregate principal amount of the Notes held by non-affiliates of the Master Servicer as of December 31, 2001 was approximately $523.0 Million.

INTRODUCTORY NOTE

Household Auto Receivables Corporation (the "Seller") is the seller under the amended and restated Master Sale and Servicing Agreement (the "Agreement") dated as of February 28, 2001, by and among Household Automotive Trust 2001-1 as Issuer, Household Auto Receivables Corporation, as Seller, Household Finance Corporation, as Master Servicer (the "Master Servicer") and U.S. Bank, National Association, as indenture trustee (the "Indenture Trustee"), with respect to the Series 2001-1 Notes (the "Notes").

The Notes consist of four classes of notes. As of December 31, 2001, the outstanding principal balance of the Series 2001-1 Notes was approximately $505,772,850.17 and the receivables held by the Issuer had an aggregate outstanding principal balance of approximately $745,475,680.89. A reserve account held for the benefit of the Noteholders had a balance of approximately $23,077,088.22. On December 17, 2001, the Class A-1 Notes were paid in full. The Master Servicer has prepared this Form 10-K on behalf of the Registrant in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance.

PART I

Item 1. Business.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

The Master Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Seller or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4. Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Noteholders (the "Noteholders") was solicited for any purpose during the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

To the best knowledge of the Master Servicer, there is no established public trading market for the Notes. As of February 26, 2002, 9 Class A-2 Noteholders, 9 Class A-3 Noteholders and 13 Class A-4 Noteholders, some of whom may be holding Notes for the accounts of others. On December 17, 2001, the Class A-1 Notes were paid in full.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not Applicable.

Item 11. Executive Compensation.

Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity which holds of record more than 5% of the outstanding principal amount of the Class A-2, Class A-3 and Class A-4 Notes, (ii) the principal amount of Notes owned by each, and (iii) the percent that the principal amount of Notes owned represents of the outstanding principal amount. The information set forth in the table is based upon information obtained by the Master Servicer from the Trustee and from The Depository Trust Company as of February 26, 2002. The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-2 Noteholders
Allfirst Bank 100 E. Pratt Street, 17th Floor Baltimore, MD 21202	$10,000	6.29%
Bank of New York 925 Patterson Plank Road Secaucus, NJ 07094	$40,000	25.16%
Barclays Global Investors N.A./Investors Bank & Trust 980 9th Street, 6th Floor Sacramento, CA 95814	$15,000	9.43%
Investors Bank & Trust Company 200 Clarendon Street, 9th Floor Boston, MA 02116	$29,000	18.24%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$60,000	37.34%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-3 Noteholders
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$15,300	8.64%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$130,000	73.45%
SSB Trust Custody 225 Franklin Street, M4 Boston, MA 02110	$10,000	5.65%
State Street Bank and Trust Company 1776 Heritage Drive No. Quincy, MA 02171	$14,250	8.05%
	Amount Owned All dollar amounts are in thousands
Name and Address	Principal	Percent
Class A-4 Noteholders
Bankers Trust Company 648 Grassmere Park Road Nashville, TN 37211	$22,500	12.03%
Boston Safe Deposit and Trust Company 525 William Penn Place, Suite 3631 Pittsburgh, PA 15259	$9,350	5.00%
JP Morgan Chase Bank c/o JP Morgan Investor Services Dallas, TX 75254	$12,500	6.68%
Merrill Lynch, Pierce Fenner & Smith Safekeeping 4 Corporate Place Piscataway, NJ 08854	$116,000	62.03%
State Street Bank and Trust Company Global Corporate Action Unit JAB 5NW 1776 Heritage Drive No. Quincy, MA 02171	$19,300	10.32%

Item 13. Certain Relationships and Related Transactions.

None or Not Applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents filed as a part of the report:

(1) Financial Statements

Not Applicable.

(2) Financial Statement Schedules

Not Applicable.

(3) The Master Servicer is obligated to prepare an Annual Statement to Noteholders for the year ended December 31, 2001, and Independent Public Accountants are required to prepare an Annual Servicing Report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Agreement. Copies of said documents are or will be filed as exhibits to this Form 10-K when they are available.

(b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 2001:

Date of Reports	Items Covered
October 24, 2001 November 30, 2001 December 26, 2001.	Item 7. Statement to Noteholders with respect to distribution made on October 24, 2001, November 30, 2001 and December 26, 2001.

(c) Exhibit 99	Copy of Annual Statement to Noteholders for the year 2001.
Exhibit 99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.
(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Master Servicer has duly caused this report to be signed on behalf of the Household Automotive Trust Series 2001-1 by the undersigned, thereunto duly authorized.

HOUSEHOLD FINANCE CORPORATION, as Servicer of and on behalf of the HOUSEHOLD AUTOMOTIVE TRUST 2001-1 (Registrant)

	By: /s/ John W. Blenke
	John W. Blenke Vice President and Assistant Secretary
Dated: March 28, 2002

Exhibit Index

Exhibit No. 99	Exhibit Copy of Annual Statement to Noteholders for the year ended December 31, 2001.

99	Copy of Independent Public Accountants Annual Servicing Reported dated March 22, 2002.